Form 10-K
period 2001-12-31
DISTRIBUTION FINANCIAL SERVICES RV TRUST 1999-1
filed 2002-03-25
CIK 1137158

March 25, 2002

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C. 20549

Re:	2001 Annual Report on Form 10-K
	Distribution Financial Services RV Trust 1999-1
	Registration No. 333-56303-01

On behalf of Distribution Financial Services RV Trust 1999-1 ("Registrant"),a Trust which was originated by Deutsche Recreational Asset Funding
Corporation, a Nevada corporation, I am transmitting herewith for filing, pursuant to the Securities Exchange Act of 1934, the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Please send either confirmation or suspense notification to e:mail address pat.o-malley@db.com at your earliest convenience.

Sincerely,

/s/ Richard C. Goldman

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Commission File Number:  333-56303-01

FORM 10-K

Mark One

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE
	ACT OF 1934

For the Fiscal Year Ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

DISTRIBUTION FINANCIAL SERVICES RV TRUST 1999-1

State of Organization - New York

I.R.S. Employer Identification Number: 91-1904587

Principal Executive Offices

c/o Wells Fargo Bank Minnesota, N.A.
Sixth and Marquette
Minneapolis, Minnesota 55479-0070
Telephone Number: 612-667-9378

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 2002 the Registrant was a Trust originated by Deutsche Recreational Asset Funding Corporation, a Nevada corporation.

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

Item 4.  Submission of Matters to a Vote of Security Holders.*

         None

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.*

As of December 31, 2001 the RV Trust 1999-1 had $491,349,661.95 of such Notes outstanding bearing the following identifications:

     Class A-1 Notes . . . . . . . . . . . . . $      -0-
     Class A-2 Notes . . . . . . . . . . . . .        -0-
     Class A-3 Notes . . . . . . . . . . . . .   29,619,661.95
     Class A-4 Notes . . . . . . . . . . . . .  192,642,000.00
     Class A-5 Notes . . . . . . . . . . . . .  159,722,000.00
     Class A-6 Notes . . . . . . . . . . . . .   64,366,000.00
     Class B Notes   . . . . . . . . . . . . .   25,000,000.00
     Class C Notes   . . . . . . . . . . . . .   20,000,000.00

Total RV Trust 1999-1 Notes Outstanding. . . . $491,349,661,95

PART IV

Item 14.
Exhibits, Financial Statement Schedules, and Reports on Form 8-K.*

(a) Financial Statements.

The Registrant includes as exhibit hereto the Independent Accountants' Report and Management's Assertion Letter on compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers with respect to the Notes issued and outstanding by Distribution Financial Services RV Trust 1999-1.

(b) Reports on Form 8-K.

The Servicer on behalf of the Registrant has filed reports on Form 8-K for each month during the year 2001 reporting Item 5 - Other Events, and including therewith as an exhibit, the Collection Period Statement Information with respect to the Distribution Financial Services RV Trust 1999-1 Notes.

In addition, under Item 5 - Other Events, the Servicer reported in Form 8-K, certain specified information made available on a monthly basis to Noteholders of the Distribution Financial Services RV Trust 1999-1 Notes.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DISTRIBUTION FINANCIAL SERVICES RV TRUST 1999-1


By: 	  Wells Fargo Bank Minnesota, N.A.
        not in its individual capacity but solely as Owner Trustee

By:     /s/ Lori M. Swanell
Title:  Assistant Vice President
Date:   March 25, 2002

EXHIBIT INDEX
							Incorporated by reference to
Exhibit						Exhibit in Registration Statement
Number	Title					Number 333-56303

 2		Plan of acquisition, reorganization,
		arrangement, liquidation or succession	Not Applicable

 3		Articles of Incorporation
		and By-Laws						Not Applicable

 4		Instruments defining the rights of
		security holders, including indentures	Filed with Form 8-K

 9		Voting trust agreements				Not Applicable

10		Material Contracts				Filed with Form 8-K

11		Statement re computation of
		per share earnings				Not Applicable

12		Statement re computation of ratios		Not Applicable

13		Annual report of security holders,
		Form 10-Q or quarterly reports
		to security holders				None

16		Letter re change in certifying
		accountant						None

18		Letter re changes in accounting
		principles						None

21		Subsidiaries of Registrant			Not Applicable

22		Published report regarding matters
		submitted to vote of security holders	None

23		Consents of experts and counsel		Not Applicable

24		Power of attorney					Not Applicable

99		Additional Exhibits				Filed Herewith
		   Independent Accountants' Report		as EX-1
		   Management's Assertion Letter

EX-1

Independent Accountants' Report

To Deutsche Financial Services Corporation:

We have examined management's assertion, included in the accompanying management report on compliance, that Deutsche Financial Services Corporation's complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, as of and for the year ended December 31, 2001. Management is responsible for Deutsche Financial Services Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.
Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Deutsche Financial Services Corporation's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Deutsche Financial Services Corporation's compliance with the minimum servicing standards.
In our opinion, management's assertion that Deutsche Financial Services Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001 is fairly stated, in all material respects.

/s/ KPMG LLP
St. Louis, Missouri
February 22, 2002

Management Report on Compliance as Servicer

As of and for the period ended December 31, 2001, Deutsche Financial Services Corporation has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers relating to RV Trust 1999-1, Marine Trust 1999-2, RV Trust 1999-3, and RV/Marine Trust 2001-1, to the extent such standards are applicable to the servicing obligations as set forth in the pooling and servicing agreement. As of and for this same period, Deutsche Financial Services Corporation had in effect a fidelity bond and errors and omissions policy in the amount of $100 million.

Sincerely,

Deutsche Financial Services Corporation

/s/ Richard C. Goldman
Executive Vice President, Secretary
and Chief Legal Officer
February 22, 2002


/s/ W. Steven Culp
Senior Vice President,
Assistant Treasurer
February 22, 2002